Form 10-K
period 1996-12-31
CWABS INC
filed 1997-03-28
CIK 1021913

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 ----------

                                  FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 1996
                                  --------------

                                      OR

    ( ) TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from               to
                                    ----------       ----------


                      Commission file number:  333-11095
                                               ----------


                                 CWABS, Inc.
     Revolving Home Equity Loan Asset Backed Certificates, Series 1996-A
     --------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                            95-4596514
---------------------------------     --------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

 c/o The First National Bank of Chicago
     Corporate Trust Service Division
     Mail Suite 0128
     Chicago, Illinois                                    60602
----------------------------------------      --------------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (312) 407-1902
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ---

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                     ----        ------


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    --------------

State the number of shares of common stock of the Registrant outstanding as of December 31, 1996: Not applicable
                       --------------





                     DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE


                      *                *               *


    This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1996-A (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of October 31, 1996 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Revolving Home Equity Loan Asset Backed Certificates, Series 1996-A (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances (the "Relief Letters").




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

        (b) At December 31, 1996, there were two holders of record of the Certificates.

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

             (2) Not applicable.

             (3) The required exhibits are as follows:

                 Exhibit  3(i):  Copy  of   Company's  Certificate  of
                 Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                 Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                 Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated November 14, 1996).

                 Exhibit 99.1:  Annual Statement of the Master Servicer.

        (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1996:

             Date                     Items Reported
             ----                     ---------------

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


                     CWABS, INC., REVOLVING HOME EQUITY LOAN ASSET BACKED CERTIFICATES, SERIES 1996-A

                     By:  The First National Bank of Chicago,
                          as Trustee*


                     By: /s/ Barbara Grosse
                         -------------------------------------
                         Name:  Barbara Grosse
                         Title:

                     Date:  March 26, 1997






--------------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.










                                EXHIBIT INDEX


                                                                   Sequential
Exhibit       Document                                            Page Number
-------       --------                                            -----------

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








                                 EXHIBIT 99.1

                         COUNTRYWIDE HOME LOANS, INC.


                            OFFICERS' CERTIFICATE
                   ANNUAL STATEMENT OF THE MASTER SERVICER



                                 CWABS, INC.
                         REVOLVING HOME EQUITY LOAN
                   ASSET BACKED CERTIFICATES, SERIES 1996-A


    The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.09 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

    (i) A review of the activities of the Master Servicer during the preceding fiscal year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

    (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.



/s/ Kevin W. Bartlett                 Dated:March 26, 1997
--------------------                        ----------------
KEVIN W. BARTLETT
MANAGING DIRECTOR,
  SECONDARY MARKETING


/s/ David M. Walker                   Dated:March 26, 1997
---------------------                       -----------------
DAVID M. WALKER
EXECUTIVE VICE PRESIDENT