Form 10-K
period 2002-12-31
CWABS INC
filed 2003-03-31
CIK 1021913

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

                      Commission file number: 333-97873


                                   CWABS, Inc.
                   CWABS Master Trust, Series 2002-G Subtrust,
        Revolving Home Equity Loan Asset Backed Securities, Series 2002-G
             (Exact name of Registrant as specified in its charter)


         Delaware                                      95-4449516
-------------------------------            ----------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o   Bank One, National Association
      1 Bank One Plaza
      Suite IL1-0126
      Chicago, Illinois                                   60670
----------------------------------------   -----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (312) 407-1902
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.) Yes      No X
                                      ---     ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                     --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2002: Not applicable
                                       --------------

DOCUMENTS INCORPORATED BY REFERENCE

                              None.

                              *     *     *


      This Annual Report on Form 10-K (the "Report") is filed with respect to a trust entitled CWABS Master Trust (the "Master Trust"), a business trust formed under the laws of the State of Delaware pursuant to the master trust agreement (the "Master Trust Agreement"), dated as of August 28, 2000, between CWABS, Inc., as depositor, and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), and the subtrust created under the Master Trust entitled the Series 2002-G Subtrust (together with the Master Trust, the "Trust"), formed pursuant to a Series 2002-G Trust Supplement, dated as of October 31, 2002 (the "Series Trust Supplement"), among CWABS, Inc. (the "Company") and the Owner Trustee, for the issuance of CWABS, Inc., Revolving Home Equity Loan Asset Backed Securities, Series 2002-G (the "Securities"), issued pursuant to an Indenture, dated October 31, 2002 (the "Indenture"), between the Master Trust and Bank One, National Association, as indenture trustee (the "Trustee"). The assets of the Trust will be comprised of assets received pursuant to a sale and servicing agreement, dated October 31, 2002 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Master Trust and the Trustee, as indenture trustee. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to the CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

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

                                          Exhibit 4(i): Sale and Servicing
                        Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on February 6, 2003).

                                          Exhibit 4(ii): Indenture (Filed as
                        part of the Registrant's Current Report on Form 8-K filed on February 6, 2003).

                                          Exhibit 99.1:  Annual Statement of
                        the Master Servicer.

                                          Exhibit 99.2:  Annual Report of the
                        Firm of Accountants.

                                          Exhibit 99.3:  Audited financial
                        statements of Financial Guaranty Insurance Company (The Registrant hereby undertakes to file the financial statements of Financial Guaranty Insurance Company as an Exhibit to a form 10-K/A amending this Form 10-K promptly following the date on which such financial statements become available).

            (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2002:


            Date of Current Report                    Item Reported
            ----------------------                    -------------

            October 31, 2002               Filing of Form T-1 to designate
                                           Bank One, National Association to
                                           act as eligible trustee

            October 31, 2002               Audited financial statements of
                                           Financial Guaranty Insurance Company

            October 31, 2002               Description of the Notes and the
                                           Mortgage Pool

            November 19, 2002              Description of the Mortgage Pool

            December 16, 2002              Monthly report sent to
                                           securityholders with the December
                                           2002 distribution


            (c) See subparagraph (a)(3) above.

            (d) Not applicable. See the Relief Letters.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CWABS, INC.,
                              CWABS MASTER TRUST, SERIES 2002-G SUBTRUST,
                              REVOLVING HOME EQUITY LOAN ASSET BACKED
                              SECURITIES, SERIES 2002-G

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




-----------------

* This Report is being filed by the Trustee on behalf of the Trust. The Trust does not have any officers or directors.

                                  CERTIFICATION


         I, Barbara G. Grosse, certify that:

         1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CWABS Master Trust (for the Series 2002-G Subtrust);

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

                                  EXHIBIT INDEX


                                                                    Sequential
Exhibit Document                                                   Page Number
------- --------                                                   -----------


3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3
            (File No. 33-11095))  *

3(ii)       Company's By-laws (Filed as an Exhibit to
            Registration Statement on Form S-3 (File No.
            33-11095))  *

4(i) Sale and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on
            February 6, 2003)  *

4(ii)       Indenture (Filed as part of the Company's Current
            Report on Form 8-K filed on February 6, 2003)  *

99.1        Annual Statement of the Master Servicer.........................13

99.2        Annual Report of the Firm of Accountants........................15






-----------------

*     Incorporated herein by reference.